Form 10-K405
period 2000-03-30
AMERICAN EXPRESS MASTER TRUST; AMERICAN EXPRESS RECEIVABLES FINANCING CORP; AMERICAN EXPRESS CENTURION BANK
filed 2001-03-30
CIK 887616, 887617, 949348

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2000

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from ___ to ___

    Commission File Nos. 33-47812; 33-49106; 33-67502; 33-81634; 333-51045
                           000-21424-00; 000-21424-01

                          AMERICAN EXPRESS MASTER TRUST
                            (Issuer of Certificates)

                         AMERICAN EXPRESS CENTURION BANK
                    Co-Originator of the Trust and a Transferor
              (Exact name of registrant as specified in its charter)

                   Utah                                  11-2869526
          (State or other jurisdiction                 (I.R.S. Employer
      of incorporation or organization)               Identification No.)

6985 Union Park Center, Midvale, Utah                       84047
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code    (801) 565-5000


                 AMERICAN EXPRESS RECEIVABLES FINANCING CORPORATION
                    Co-Originator of the Trust and a Transferor
              (Exact name of registrant as specified in its charter)

                 Delaware                                13-3632012
          (State or other jurisdiction                 (I.R.S. Employer
      of incorporation or organization)               Identification No.)

200 Vesey Street, New York, New York                        10285
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code    (212) 640-5582

     Securities registered pursuant to Section 12(b) of the Act: NONE

     Securities registered pursuant to Section 12(g) of the Act:

the 7.60% Class A Accounts Receivable Trust Certificates, Series 1994-2, the 7.85% Class A Accounts Receivable Trust Certificates, Series 1994-3, the Class A Floating Rate Accounts Receivable Trust Certificates, Series 1996-1, the Class A Floating Rate Accounts Receivable Trust Certificates, Series 1996-2, the 5.90% Class A Accounts Receivable Trust Certificates, Series 1998-1.


THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND
(b) OF FORM 10-K AND HAS THEREFORE OMITTED CERTAIN ITEMS FROM THIS REPORT IN ACCORDANCE WITH THE REDUCED DISCLOSURE FORMAT PERMITTED UNDER INSTRUCTION I.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
 Yes   X                NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Not applicable.

State the aggregate market value of the voting stock held by non-affiliates of the registrant: Not applicable.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                     PART I

Item 1.  Business

     The American Express Master Trust (the "Trust") was formed pursuant to a Master Pooling and Servicing Agreement, dated as of June 30, 1992, which was amended by the Amended and Restated Master Pooling and Servicing Agreement, dated as of May 1, 1998 (the "Agreement"), among American Express Receivables Financing Corporation and American Express Centurion Bank, as transferors (the "Transferors"), American Express Travel Related Services Company, Inc. as servicer (the "Servicer"), and The Bank of New York, as trustee (the "Trustee"). American Express Centurion Bank was added as a transferor in May 1998. American Express Receivables Financing Corporation ("RFC") was incorporated in the state of Delaware on July 30, 1991 and is a wholly owned subsidiary of American Express Travel Related Services Company, Inc. ("TRS"). Its principal executive offices are located at 200 Vesey Street, Mail Stop 4607A, New York, New York. TRS was incorporated in the state of New York on May 3, 1982 and is a wholly owned subsidiary of American Express Company ("American Express"). Its principal executive offices are located at 200 Vesey Street, New York, New York. American Express Centurion Bank was incorporated under Delaware banking laws as a limited service bank in 1985. As of July 1, 1996, its business was combined by merger with another subsidiary of TRS that is a Utah-chartered, FDIC-insured industrial loan company. The surviving institution was renamed as American Express
Centurion Bank ("Centurion"). Its principal executive offices are located at 6985 Union Park Center, Midvale, Utah.

     The Trust was formed for the purpose of acquiring and holding the Trust Assets (defined below) and from time to time issuing asset-backed certificates (the "Certificates") under the Agreement and one or more supplements thereto (each, a "Supplement"), including issuing and selling certain Certificates to investors in underwritten public offerings and private placements ("Investor Certificates"). Each Certificate represents an undivided interest in the Trust and the right to receive payments of interest at a specified rate and payments of principal at certain times during the term of the Trust. Each series of Investor Certificates (each, a "Series") will have its own Supplement to govern the individual terms and allocations applicable to such Series.

     The property of the Trust (the "Trust Assets") includes a portfolio of receivables (the "Receivables") generated from time to time in a portfolio of American Express(R) Card, American Express(R) Gold Card and Platinum Card(R) accounts (collectively, the "Accounts") owned by TRS or Centurion, all monies due or to become due in payment of the Receivables, all proceeds of such Receivables and any Series Enhancement provided for any particular Series or class of Certificates. "Series Enhancement" may include, with respect to any Series or class of Certificates, the subordination of one or more classes or Series of Certificates to one or more other classes or Series of Certificates, a letter of credit, a cash collateral guaranty, a cash collateral account, a surety bond, a collateral interest, a spread account, a guaranteed rate agreement, a maturity liquidity facility, a tax protection agreement or an insurance policy. The Certificates do not represent obligations of or interests in RFC, Centurion or TRS.

     TRS and Centurion do not act as guarantors with respect to any payments on the Certificates, and neither the Trustee nor the holders of the Certificates will have general recourse against any of TRS, RFC or Centurion or their respective assets. Instead, the Trustee's and the Certificateholders' only recourse in any action seeking to collect amounts owing under the Certificates will be against, and limited to, the Trust Assets.

     The Agreement governs the allocation of collections in respect of the Receivables. Payments received on the Trust's Assets are allocated among the different Series (and within a Series among the different classes of
Certificates within a Series) and the interest of RFC and Centurion, as transferors, all as set forth in the Agreement and Supplements.

     The Trust does not engage in any business activity other than acquiring and holding the Trust Assets, issuing Certificates, making payments thereon and related activities. Pursuant to the Agreement, the Trustee will hold the Trust Assets in trust for the benefit of the holders of the Certificates, and TRS or any successor servicer, as the Servicer, will be responsible for the administration and servicing of the Receivables. The Trust has issued nine Series of Certificates, of which five are outstanding. The 5.375% Class A Accounts Receivable Trust Certificates, Series 1993-1, were paid in full September 15, 2000.

     Information concerning the performance of the Trust Assets for each monthly due period of the Trust is contained in monthly Servicer's reports provided to the Trustee and filed monthly on Form 8-K, and information concerning distributions made on the Investor Certificates is contained in payment date statements prepared by the Servicer and also filed monthly on Form 8-K. The

Servicer has prepared a report that sets forth, with respect to certain of the items reported on monthly in the monthly Servicer's reports, the aggregate amount of such items for the full year 2000 or, as applicable, the amount of such items as of December 27, 2000. This annual report is filed herewith as Exhibit 99.3.



Item 2.  Properties

         See Exhibit 99.3



Item 3.  Legal Proceedings

         The Registrant knows of no material pending legal proceedings with respect to the Trust, involving the Trust, the Trust Assets, RFC, Centurion, the Trustee or TRS, exclusive of ordinary routine litigation incidental to the duties of TRS, RFC, Centurion or the Trustee under the Agreement.



Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.




                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

        (a) To the best knowledge of the Registrant, there is no established public trading market for the Investor Certificates.

        (b) The Investor Certificates, representing investors' interests in the Trust, are represented by certificates registered in the name of Cede & Co., the nominee of The Depository Trust Company ("DTC").

        (c)  Not applicable.



Item 6.  Selected Financial Data

         Not applicable.



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Not applicable.



Item 7a. Quantitative and Qualitative Disclosures About Market Risk

         Not applicable.

Item 8.  Financial Statements and Supplementary Data

         See Exhibit 99.3



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.




                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         Not applicable.



Item 11. Executive Compensation

         Not applicable.



Item 12. Security Ownership of Certain Beneficial Owners and Management

     (a) The Investor Certificates were delivered in book-entry form through the facilities of DTC. As a consequence, the sole registered holder of Investor Certificates is Cede & Co., the nominee of DTC. An investor holding an interest in the Trust is not entitled to receive a certificate representing such interest except in limited circumstances. Cede & Co. holds the Investor Certificates on behalf of brokers, dealers, banks and other direct participants in the DTC system. DTC participants may own Investor Certificates for their own account or hold them for the accounts of their customers. As of March 5, 2001 the following DTC participants held positions in Investor Certificates representing interests in the Trust equal to or exceeding 5% of the total principal amount of the Investor Certificates of the relevant class of each Series outstanding on that date:

                                                         Principal
                                                         Amount of      Percent
                                Name                    Certificates    of Class
                                ----                    ------------    --------
         CLASS A ACCOUNTS
         RECEIVABLE TRUST
         CERTIFICATES,
         SERIES 1994-2:         The Bank of New York    $ 60,000,000    20.0%

                                Bankers Trust Company   $ 54,325,000    18.1%

                                Chase Manhattan Bank    $ 50,325,000    16.9%

                                Citibank, N.A.          $ 23,000,000     7.7%

                                State Street Bank &
                                  Trust Company         $ 21,060,000     7.0%




                                                         Principal
                                                         Amount of      Percent
                                Name                    Certificates    of Class
                                ----                    ------------    --------

         CLASS A ACCOUNTS
         RECEIVABLE TRUST
         CERTIFICATES,
         SERIES 1994-3:         Chase Manhattan Bank    $ 58,120,000    19.4%

                                The Bank of New York    $ 40,055,000    13.3%

                                Bankers Trust Company   $ 32,313,000    10.8%

                                Fifth Third Bank/
                                  State Teachers
                                  Retirement of
                                  Ohio                  $ 31,675,000    10.5%

                                State Street Bank &
                                  Trust Company         $ 21,765,000     7.3%

                                The Northern Trust
                                  Company               $ 17,840,000     5.8%

                                FUNB - Philadelphia
                                  Main                  $ 15,480,000     5.3%



         CLASS A FLOATING RATE
         ACCOUNTS RECEIVABLE
         TRUST CERTIFICATES,
         SERIES 1996-1:         State Street Bank &
                                  Trust Company         $370,000,000    38.9%

                                Citibank, N.A.          $221,500,000    23.3%

                                Chase Bank/Greenwich
                                  Capital               $ 96,336,000    10.1%

                                Chase Manhattan Bank    $ 79,064,000     8.3%

                                The Bank of New York/
                                  Fleet Bank            $ 50,000,000     5.3%



         CLASS A FLOATING RATE
         ACCOUNTS RECEIVABLE
         TRUST CERTIFICATES,
         SERIES 1996-2:         State Street Bank &
                                  Trust Company         $112,685,000    37.6%

                                The Bank of New York    $ 74,565,000    24.8%

                                Citibank, N.A.          $ 65,893,000    21.9%

                                Bankers Trust Company   $ 31,420,000    10.5%





                                                         Principal
                                                         Amount of      Percent
                                Name                    Certificates    of Class
                                ----                    ------------    --------

         CLASS A FLOATING RATE
         ACCOUNTS RECEIVABLE
         TRUST CERTIFICATES,
         SERIES 1998-1:         The Bank of New York    $205,885,000    20.6%

                                Bankers Trust Company   $174,910,000    17.5%

                                Chase Manhattan Bank    $110,389,000    11.0%

                                State Street Bank &
                                  Trust Company         $ 94,919,000     9.5%

                                Boston Safe Deposit &
                                  Trust Company         $ 72,450,000     7.2%

                                The Northern Trust
                                  Company               $ 68,307,000     6.8%



         The address of each of the above participants is:

         c/o  The Depository Trust Company
              55 Water Street
              New York, New York  10041

     (b) Not applicable.

     (c) Not applicable.



Item 13. Certain Relationships and Related Transactions

         The Bank of New York acts as Trustee under the Agreement.




                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (a) Financial Statements:

             1. Annual Servicing Statement  Delivered  to  the  Trustee  (filed as Exhibit 99.1).

             2. Annual  Accountant's Report  of  Ernst & Young  LLP  (filed  as
                Exhibit 99.2).

             3. Annual  Report containing Aggregate Information  for the Fiscal
                Year (filed as Exhibit 99.3).

         (b) Reports on Form 8-K:

             The Trust has filed the following reports on Form 8-K for the monthly due periods occurring since February 27, 2000:

             1.  Form  8-K,  dated  April  17,  2000,  attaching   the   Monthly
                 Servicer's Certificate for the due period February 27, 2000 through March 27, 2000.

             2. Form 8-K, dated May 15, 2000, attaching the Monthly Servicer's Certificate for the due period March 28, 2000 through April 26, 2000.

             3. Form 8-K, dated June 15, 2000, attaching the Monthly Servicer's Certificate for the due period April 27, 2000 through May 26, 2000.

             4. Form 8-K, dated July 17, 2000, attaching the Monthly Servicer's Certificate for the due period May 27, 2000 through June 26, 2000.

             5.  Form  8-K,  dated  August  15,  2000,  attaching  the   Monthly
                 Servicer's Certificate for the due period June 27, 2000 through July 27, 2000.

             6. Form 8-K, dated September 15, 2000, attaching the Monthly Servicer's Certificate for the due period July 28, 2000 through August 26, 2000.

             7.  Form  8-K,  dated  October  16,  2000,  attaching  the  Monthly
                 Servicer's Certificate for the due period August 27, 2000 through September 26, 2000.

             8. Form 8-K, dated November 15, 2000, attaching the Monthly Servicer's Certificate for the due period September 27, 2000 through October 27, 2000.

             9. Form 8-K, dated December 15, 2000, attaching the Monthly Servicer's Certificate for the due period October 28, 2000 through November 26, 2000.

             10. Form  8-K,  dated  January  1,  2001,  attaching  the   Monthly
                 Servicer's Certificate for the due period November 27, 2000 through December 27, 2000.

             11. Form  8-K,  dated  February  15,  2001,  attaching  the Monthly
                 Servicer's Certificate for the due period December 28, 2000 through January 27, 2001.

             12. Form  8-K,  dated  March  15,  2001,  attaching   the   Monthly
                 Servicer's Certificate for the due period January 28, 2001 through February 26, 2001.

         (c) Exhibits:

             4.1 Amended and Restated Master Pooling and Servicing Agreement, dated as of May 1, 1998, among American Express Receivables Financing Corporation and American Express Centurion Bank, as Transferors, American Express Travel Related Services Company, Inc., as Servicer, and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 of Form 8-A12G of the registrants, dated as of May 27, 1998, File Nos. 33-47812, 33-49106, 33-67502, 33-81634, 333-51045, 000-21424-00 and
                  000-21424-01).

             4.2 Series 1993-1 Supplement, dated as of September 1, 1993, to Master Pooling and Servicing Agreement (incorporated by reference to Exhibit 2 of Form 8-K of the registrant, dated as of September 22, 1993, File No. 33-47812).

             4.3 Series 1994-2 Supplement, dated as of September 1, 1994, to Master Pooling and Servicing Agreement (incorporated by reference to Exhibit 6 of Form 8-K of the registrant, dated as of September 12, 1994, File No. 33-47812).

             4.4 Series 1994-3 Supplement, dated as of September 1, 1994, to Master Pooling and Servicing Agreement (incorporated by reference to Exhibit 7 of Form 8-K of the registrant, dated as of September 12, 1994, File No. 33-47812).

             4.5 Series 1996-1 Supplement, dated as of September 18, 1996, to Master Pooling and Servicing Agreement (incorporated by reference to Exhibit 20.1 of Form 8-K of the registrant, dated as of September 18, 1996, File No. 33-47812).

             4.6 Series 1996-2 Supplement, dated as of September 18, 1996, to Master Pooling and Servicing Agreement (incorporated by reference to Exhibit 20.2 of Form 8-K of the registrant, dated as of September 18, 1996, File No. 33-47812).

             4.7 Series 1998-1 Supplement, dated as of May 27, 1998, to the Master Pooling and Servicing Agreement, dated as of May 1, 1998 (incorporated by reference to Exhibit 4.2 of Form 8-K of the registrant, dated as of May 27, 1998, File Nos. 33-47812, 33-49106, 33-67502, 33-81634, 333-51045, 000-21424-00 and
                  000-21424-01).

            10.1 Receivable Purchase Agreement, dated as of June 30, 1992, between American Express Receivables Financing Corporation, as purchaser, and American Express Travel Related Services Company, Inc., as seller (incorporated by reference to Exhibit 4(b) to the Registration Statement filed on behalf of American Express Master Trust, Series 1992-1, File No. 33-47812).

            10.2 Amendment No. 1 to Receivable Purchase Agreement, dated as of September 12, 1994, between American Express Receivables Financing Corporation, as purchaser, and American Express Travel Related Services Company, Inc., as seller (incorporated by reference to Exhibit 4 of Form 8-K of the registrant, dated as of September 12, 1994, File No. 33-47812).

            10.3 Amendment No. 2 to Receivable Purchase Agreement, dated as of August 7, 1997, between American Express Receivables Financing Corporation, as purchaser, and American Express Travel Related Services Company, Inc., as seller (incorporated by reference to Exhibit 20.3 of Form 8-K of the registrant dated August 14, 1997, File No. 33-47812).

            24.1  Power of Attorney for Centurion.

            24.2  Power of Attorney for RFC.

            99.1  Annual Servicing Statement Delivered to the Trustee.

            99.2  Annual Accountant's Report of Ernst & Young LLP.

            99.3 Annual Report Containing Aggregate Information for the Fiscal Year.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   AMERICAN EXPRESS MASTER TRUST

                                   AMERICAN EXPRESS CENTURION BANK,
                                   Co-Originator of the Trust and Registrant

                                   By:   /s/ Rhonda Halpern
                                         --------------------------------------
                                         Rhonda Halpern
                                         Chief Financial Officer
                                         Treasurer and Chief Compliance Officer
                                         (Principal Accounting Officer)


     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated.


Signature                          Title

         *
----------------------
Ash Gupta                          Director and Chairman

         *
----------------------
David E. Poulsen                   Director, President and
                                   Chief Executive Officer
         *
----------------------
Maria J. Garciaz                   Director

         *
----------------------
Peter A. Lefferts                  Director


----------------------
Raymond F. Pettit                  Director

         *
----------------------
Frank L. Skillern                  Director


----------------------
Jay Stevelman                      Director

         *
----------------------
Roslyn M. Watson                   Director

         *
----------------------
James F. Welch                     Director



* By: /s/ John Hobby
      -------------
      John Hobby
      Attorney-in-Fact



Dated:  March 30, 2001

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             AMERICAN EXPRESS MASTER TRUST

                             AMERICAN EXPRESS RECEIVABLES FINANCING CORPORATION, Co-Originator of the Trust and Registrant


                             By: /s/ Leslie R. Scharfstein
                                 -----------------------------------------
                                 Leslie R. Scharfstein
                                 President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated.

Signature                          Title

            *
---------------------------
Leslie R. Scharfstein              President
                                   (Principal Executive Officer)

            *
---------------------------
John D. Koslow                     Vice President and Treasurer
                                   (Principal Finance Officer and
                                   Principal Accounting Officer)
            *
---------------------------
Kim Rosenberg                      Director


            *
---------------------------
Jay B. Stevelman                   Director


            *
---------------------------
Walker C. Tompkins, Jr.            Director






* By: /s/ Leslie R. Scharfstein
      -------------------------
      Leslie R. Scharfstein
      Attorney-in-Fact



Dated:  March 30, 2001

                                  EXHIBIT INDEX

       The following exhibits are filed as part of this Annual Report or, where indicated, were heretofore filed and are hereby incorporated by reference (*indicates exhibits electronically filed herewith).

4.1 Amended and Restated Master Pooling and Servicing Agreement, dated as of May 1, 1998, among American Express Receivables Financing Corporation and American Express Centurion Bank, as Transferors, American Express Travel Related Services Company, Inc., as Servicer, and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 of Form 8-K of the registrants, dated as of May 27, 1998, File Nos. 33-47812, 33-49106, 33-67502, 33-81634, 333-51045, 000-21424-00 and 000-21424-01).

4.2 Series 1993-1 Supplement, dated as of September 1, 1993, to Master Pooling and Servicing Agreement (incorporated by reference to Exhibit 2 of Form 8-K of the registrant, dated as of September 22, 1993, File No. 33-47812).

4.3 Series 1994-2 Supplement, dated as of September 1, 1994, to Master Pooling and Servicing Agreement (incorporated by reference to Exhibit 6 of Form 8-K of the registrant, dated as of September 12, 1994, File No. 33-47812).

4.4 Series 1994-3 Supplement, dated as of September 1, 1994, to Master Pooling and Servicing Agreement (incorporated by reference to Exhibit 7 of Form 8-K of the registrant, dated as of September 12, 1994, File No. 33-47812).

4.5 Series 1996-1 Supplement, dated as of September 18, 1996, to Master Pooling and Servicing Agreement (incorporated by reference to Exhibit
       20.1 of Form 8-K of the registrant, dated as of September 18, 1996, File No. 33-47812).

4.6 Series 1996-2 Supplement, dated as of September 18, 1996, to Master Pooling and Servicing Agreement (incorporated by reference to Exhibit
       20.2 of Form 8-K of the registrant, dated as of September 18, 1996, File No. 33-47812).

4.7 Series 1998-1 Supplement, dated as of May 27, 1998, to the Master Pooling and Servicing Agreement, dated as of May 1, 1998 (incorporated by reference to Exhibit 4.2 of Form 8-A12G of the registrant, dated as of May 27, 1998, File Nos. 33-47812, 33-49106, 33-67502, 33-81634, 333-
       51045,  000-21424-00  and 000-21424-01).

10.1 Receivable Purchase Agreement, dated as of June 30, 1992, between American Express Receivables Financing Corporation, as purchaser, and
       American Express Travel Related Services Company, Inc., as seller (incorporated by reference to Exhibit 4(b) to the Registration Statement filed on behalf of American Express Master Trust, Series 1992-1, File No. 33-47812).

10.2 Amendment No.1 to Receivable Purchase Agreement, dated as of September 12, 1994, between American Express Receivables Financing Corporation, as purchaser, and American Express Travel Related Services Company, Inc., as seller (incorporated by reference to Exhibit 4 of Form 8-K of the registrant, dated as of September 12, 1994, File No. 33-47812).

10.3 Amendment No. 2 to Receivable Purchase Agreement, dated as of August 7, 1997, between American Express Receivables Financing Corporation, as purchaser, and American Express Travel Related Services Company, Inc., as seller (incorporated by reference to Exhibit 20.3 of Form 8-K of the registrant dated August 14, 1997, File No. 33-47812).

24.1*  Power of Attorney for Centurion.

24.2*  Power of Attorney for RFC.

99.1*  Annual Servicing Statement Delivered to the Trustee.

99.2*  Annual Accountant's Report of Ernst & Young LLP.

99.3*  Annual Report Containing Aggregated Information for the Fiscal Year.