Form 10-K405
period 2001-12-31
AMERICAN EXPRESS MASTER TRUST; AMERICAN EXPRESS CENTURION BANK; AMERICAN EXPRESS RECEIVABLES FINANCING CORP
filed 2002-04-01
CIK 887616, 949348, 887617

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2001

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from ___ to ___

                        Commission File No. 033-47812-01

                          AMERICAN EXPRESS MASTER TRUST
                            (Issuer of Certificates)

                         AMERICAN EXPRESS CENTURION BANK
                   Co-Originator of the Trust and a Transferor
             (Exact name of registrant as specified in its charter)

                 Utah                                         11-2869526
     (State or other jurisdiction                          (I.R.S. Employer
   of incorporation or organization)                      Identification No.)

  6985 Union Park Center, Midvale, Utah                         84047
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code    (801) 565-5000

               AMERICAN EXPRESS RECEIVABLES FINANCING CORPORATION
                   Co-Originator of the Trust and a Transferor
             (Exact name of registrant as specified in its charter)

                Delaware                                      13-3632012
     (State or other jurisdiction                          (I.R.S. Employer
   of incorporation or organization)                      Identification No.)

  200 Vesey Street, New York, New York                          10285
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code    (212) 640-2000

        Securities registered pursuant to Section 12(b) of the Act: NONE

                    Securities registered pursuant to Section
                               12(g) of the Act:
the 7.85% Class A Accounts Receivable Trust Certificates, Series 1994-3, the Class A Floating Rate Accounts Receivable Trust Certificates, Series 1996-1, the 5.90% Class A Accounts Receivable Trust Certificates, Series 1998-1, the Class A Floating Rate Accounts Receivable Trust Certificates, Series 2001-1, the Class A Floating Rate Accounts Receivable Trust Certificates, Series 2002-1.

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
YES   X                NO
    -----                 -----

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

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                     PART I

Item 1.  Business

         The American Express Master Trust (the "Trust") was formed pursuant to a Master Pooling and Servicing Agreement, dated as of June 30, 1992, which was amended by the Amended and Restated Master Pooling and Servicing Agreement, dated as of May 1, 1998, as amended by the First Amendment to the Amended and Restated Master Pooling and Servicing Agreement, dated as of October 1, 2001 (the "Agreement"), among American Express Receivables Financing Corporation and American Express Centurion Bank, as transferors (the "Transferors"), American Express Travel Related Services Company, Inc. as servicer (the "Servicer"), and The Bank of New York, as trustee (the "Trustee"). American Express Centurion Bank was added as a transferor in May 1998. American Express Receivables Financing Corporation ("RFC") was incorporated in the state of Delaware on July 30, 1991 and is a wholly owned subsidiary of American Express Travel Related Services Company, Inc. ("TRS"). Its principal executive offices are located at 200 Vesey Street, New York, New York. TRS was incorporated in the state of New York on May 3, 1982 and is a wholly owned subsidiary of American Express Company ("American Express"). Its principal executive offices are located at 200 Vesey Street, New York, New York. American Express Centurion Bank was incorporated under Delaware banking laws as a limited service bank in 1985. As of July 1, 1996, its business was combined by merger with another subsidiary of TRS that is a Utah-chartered, FDIC-insured industrial loan company. The surviving institution was renamed American Express Centurion Bank ("Centurion"). Its principal executive offices are located at 6985 Union Park Center, Midvale, Utah.

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

         The Trust does not engage in any business activity other than acquiring and holding the Trust Assets, issuing Certificates, making payments thereon and related activities. Pursuant to the Agreement, the Trustee will hold the Trust Assets in trust for the benefit of the holders of the Certificates, and TRS or any successor servicer, as the Servicer, will be responsible for the administration and servicing of the Receivables. The Trust has issued eleven Series of Certificates, of which five are outstanding. The 7.60% Class A Accounts Receivable Trust Certificates, Series 1994-2 were paid in full September 17, 2001. The Class A Floating Rate Accounts Receivable Trust Certificates, Series 1996-2 were paid in full September 17, 2001.

         Information concerning the performance of the Trust Assets for each monthly due period of the Trust is contained in monthly Servicer's reports provided to the Trustee and filed monthly on Form 8-K, and information concerning distributions made on the Investor Certificates is contained in payment date statements prepared by the Servicer and also filed monthly on Form 8-K. The Servicer has prepared a report that sets forth, with respect to certain of the items reported on monthly in the monthly Servicer's reports, the aggregate amount of such items for the full year 2001 or, as applicable, the amount of such items as of December 27, 2001. This annual report is filed herewith as Exhibit 99.3.



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



Item 12. Security Ownership of Certain Beneficial Owners and Management

     (a) The Investor Certificates were delivered in book-entry form through the facilities of DTC. As a consequence, the sole registered holder of Investor Certificates is Cede & Co., the nominee of DTC. An investor holding an interest in the Trust is not entitled to receive a certificate representing such interest except in limited circumstances. Cede & Co. holds the Investor Certificates on behalf of brokers, dealers, banks and other direct participants in the DTC system. DTC participants may own Investor Certificates for their own account or hold them for the accounts of their customers. As of March 8, 2002, the following DTC participants held positions in Investor Certificates representing interests in the Trust equal to or exceeding 5% of the total principal amount of the Investor Certificates of the relevant class of each Series outstanding on that date:



                                                       Principal
                                                         Amount         Percent
                             Name                   of Certificates     of Class
                             ----                   ---------------     --------
         7.85% CLASS A
         ACCOUNTS
         RECEIVABLE TRUST
         CERTIFICATES,
         SERIES 1994-3:      JP Morgan Chase Bank      $60,610,000       20.2%
                             The Bank of New York      $56,100,000       18.7%
                             Bankers Trust Company     $40,583,000       13.5%
                             Fifth Third Bank/State
                               Teachers Retirement
                               of Ohio                 $31,675,000       10.6%



                                                      Principal
                                                        Amount          Percent
                             Name                   of Certificates     of Class
                             ----                   ----------------    --------
         CLASS A FLOATING
         RATE ACCOUNTS
         RECEIVABLE TRUST
         CERTIFICATES,
         SERIES 1996-1:      The Bank of New York     $244,850,000       25.8%
                             Citibank, N.A.           $221,500,000       23.3%
                             State Street Bank and
                               Trust Company          $148,000,000       15.6%
                             JP Morgan Chase/
                               Greenwich Capital      $117,900,000       12.4%
                             Bankers Trust Company     $56,000,000        5.9%
                             Investors Bank and
                               Trust Institutional
                               Custody                 $50,000,000        5.3%


         5.90% CLASS A
         ACCOUNTS
         RECEIVABLE TRUST
         CERTIFICATES,
         SERIES 1998-1:      The Bank of New York     $219,964,000       21.9%
                             JP Morgan Chase Bank     $188,216,000       18.8%
                             Bankers Trust Company    $140,867,000       14.1%
                             Boston Safe Deposit
                               and Trust Company       $92,712,000        9.3%


         CLASS A FLOATING
         RATE ACCOUNTS
         RECEIVABLE TRUST
         CERTIFICATES,
         SERIES 2001-1:      Boston Safe Deposit
                               and Trust Company      $182,445,000       24.3%
                             JP Morgan Chase Bank     $162,275,000       21.6%
                             The Bank of New York     $129,420,000       17.3%
                             State Street Bank and
                               Trust Company           $97,860,000       13.0%
                             The Northern Trust
                               Company                 $83,105,000       11.1%


         CLASS A FLOATING
         RATE ACCOUNTS
         RECEIVABLE TRUST
         CERTIFICATES,
         SERIES 2002-1:      JP Morgan Chase Bank     $273,310,000       36.4%
                             Boston Safe Deposit
                               and Trust Company      $143,905,000       19.2%
                             State Street Bank and
                               Trust Company           $70,295,000        9.4%
                             The Bank of New York      $68,815,000        9.2%
                             The Northern Trust
                               Company                 $62,325,000        8.3%
                             Brown Brothers
                               Harriman & Co.          $45,000,000        6.0%


         The address of each of the above participants is:

         c/o The Depository Trust Company
         55 Water Street
         New York, New York  10041

     (b) Not applicable.

     (c) Not applicable.



Item 13. Certain Relationships and Related Transactions

         The Bank of New York acts as Trustee under the Agreement.



                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K since March 30, 2001:

     (a) Financial Statements:

         1.    Annual Servicing Statement Delivered  to  the  Trustee (filed  as
               Exhibit 99.1).

         2. Annual Accountant's Report of Ernst & Young LLP (filed as Exhibit 99.2).

         3. Annual Report containing Aggregate Information for the Fiscal Year (filed as Exhibit 99.3).


     (b) Reports on Form 8-K:

         The Trust has filed the following reports on Form 8-K since March 30, 2001:

         1. Form 8-K, dated April 16, 2001, attaching the Monthly Servicer's Certificate for the due period February 27, 2001 through March 28, 2001.

         2. Form 8-K, dated May 15, 2001, attaching the Monthly Servicer's Certificate for the due period March 29, 2001 through April 27, 2001.

         3. Form 8-K, dated June 15, 2001, attaching the Monthly Servicer's Certificate for the due period April 28, 2001 through May 27, 2001.

         4. Form 8-K, dated July 16, 2001, attaching the Monthly Servicer's Certificate for the due period May 28, 2001 through June 26, 2001.

         5. Form 8-K, dated August 15, 2001, attaching the Monthly Servicer's Certificate for the due period June 27, 2001 through July 27, 2001.

         6.    Form 8-K,  dated   September  17,  2001,  attaching  the  Monthly
               Servicer's   Certificate   for   the   due  period July  28, 2001
               through  August 26, 2001.

         7.    Form 8-K,  dated  October  15,  2001,   attaching   the   Monthly
               Servicer's Certificate for the due period August 27, 2001 through September 26,2001.

         8. Form 8-K, dated November 6, 2001, attaching the Assignment No. 4 of Receivables in Additional Accounts, dated as of November 6, 2001, among American Express Centurion Bank, American Express Receivables Financing Corporation and The Bank of New York.

         9. Form 8-K, dated November 7, 2001, attaching the Series 2001-1 Supplement, dated as of November 7, 2001, supplementing the Amended and Restated Pooling and Servicing Agreement, dated as of May 1, 1998, as amended by the First Amendment, dated as of October 1, 2001.

         10.   Form  8-K,  dated   November  15,  2001,  attaching  the  Monthly
               Servicer's Certificate for the due period September 27, 2001 through October 27, 2001.

         11.   Form  8-K,  dated  December  17,  2001,  attaching   the  Monthly
               Servicer's Certificate for the due period October 28, 2001 through November 27, 2001.

         12.   Form  8-K,  dated  January  15,  2002,  attaching   the   Monthly
               Servicer's Certificate for the due period November 28, 2001 through December 27, 2001.

         13. Form 8-K, dated January 18, 2002, attaching the Series 2002-1 Supplement, dated as of January 18, 2002, supplementing the Amended and Restated Pooling and Servicing Agreement, dated as of May 1, 1998, as amended by the First Amendment, dated as of October 1, 2001.

         14.   Form  8-K,  dated  February  15,  2002,  attaching   the  Monthly
               Servicer's Certificate for the due period December 28, 2001 through January 27, 2002.

         15. Form 8-K, dated March 15, 2002, attaching the Monthly Servicer's Certificate for the due period January 28, 2002 through February 26, 2002.



     (c) Exhibits:

         4.1 Amended and Restated Master Pooling and Servicing Agreement, dated as of May 1, 1998, among American Express Receivables Financing Corporation and American Express Centurion Bank, as Transferors, American Express Travel Related Services Company, Inc., as Servicer, and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 of Form 8-A12G of the registrants, dated as of May 27, 1998, File Nos. 000-21424-00 and 000-21424-01).

         4.2 First Amendment to Amended and Restated Master Pooling and Servicing Agreement, dated as of October 1, 2001 (incorporated by reference to Exhibit 4.2 of Form 8-A12G of the registrants, dated as of January 18, 2002, File No. 000-33337).

         4.3 Series 1994-3 Supplement, dated as of September 1, 1994, to Master Pooling and Servicing Agreement (incorporated by reference to Exhibit 7 of Form 8-K of the registrant, dated as of September 12, 1994, File No. 33-47812).

         4.4 Series 1996-1 Supplement, dated as of September 18, 1996, to Master Pooling and Servicing Agreement (incorporated by reference to Exhibit 20.1 of Form 8-K of the registrant, dated as of September 18, 1996, File No. 33-47812).

         4.5 Series 1998-1 Supplement, dated as of May 27, 1998, to the Amended and Restated Master Pooling and Servicing Agreement, dated as of May 1, 1998 (incorporated by reference to Exhibit
               4.2 of Form 8-K of the registrant, dated as of May 27, 1998, File No. 33-47812).

         4.6 Series 2001-1 Supplement, dated as of November 7, 2001, supplementing the Amended and Restated Pooling and Servicing Agreement, dated as of May 1, 1998, as amended by the First Amendment, dated as of October 1, 2001 (incorporated by reference to Exhibit 5.1 of Form 8-K of the registrant, dated as of November 7, 2001, File No. 33-47812).

         4.7 Series 2002-1 Supplement, dated as of January 18, 2002, supplementing the Amended and Restated Pooling and Servicing
               Agreement, dated as of May 1, 1998, as amended by the First Amendment, dated as of October 1, 2001 (incorporated by reference to Exhibit 5.1 of Form 8-K of the registrant, dated as of January 18, 2002, File No. 33-47812).

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


                                     AMERICAN EXPRESS MASTER TRUST

                                     AMERICAN EXPRESS CENTURION BANK,
                                     Co-Originator of the Trust and Registrant

                                     By: /s/ Daniel L. Follett
                                         -------------------------------------
                                         Daniel L. Follett
                                         Chief Financial Officer
                                         (Principal Accounting Officer)


         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated.


                 *
------------------------------------
Ashwini Gupta                               Director and Chairman

                 *
------------------------------------
David E. Poulsen                            Director, President and
                                            Chief Executive Officer
                 *
------------------------------------
Maria J. Garciaz                            Director

                 *
------------------------------------
Bill Isaac                                  Director

                 *
------------------------------------
Peter A. Lefferts                           Director

                 *
------------------------------------
Raymond F. Pettit                           Director

                 *
------------------------------------
Frank L. Skillern                           Director

                 *
------------------------------------
Jay B. Stevelman                            Director

                 *
------------------------------------
Roslyn M. Watson                            Director


* By:  /s/ John Hobby
       -----------------------------
       John Hobby
       Attorney-in-Fact

Dated:  March 28, 2002

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


                           AMERICAN EXPRESS MASTER TRUST

                           AMERICAN EXPRESS RECEIVABLES FINANCING CORPORATION, Co-Originator of the Trust and Registrant


                           By:   /s/ Leslie R. Scharfstein
                                 ----------------------------------------------
                                 Leslie R. Scharfstein
                                 President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated.

            *
----------------------------
Leslie R. Scharfstein
                                 President
                                 (Principal Executive Officer)

            *
----------------------------
John D. Koslow                   Vice President and Treasurer
                                 (Principal Finance Officer and
                                 Principal Accounting Officer)

            *
----------------------------
Stephen P. Norman                Director


            *
----------------------------
Jay B. Stevelman                 Director


            *
----------------------------
Walker C. Tompkins, Jr.          Director






* By:  /s/ Leslie R. Scharfstein
       -----------------------------
       Leslie R. Scharfstein
       Attorney-in-Fact



Dated:  March 28, 2002

                                  EXHIBIT INDEX

         The following exhibits are filed as part of this Annual Report or, where indicated, were heretofore filed and are hereby incorporated by reference (*indicates exhibits electronically filed herewith).

4.1 Amended and Restated Master Pooling and Servicing Agreement, dated as of May 1, 1998, among American Express Receivables Financing Corporation and American Express Centurion Bank, as Transferors, American Express Travel Related Services Company, Inc., as Servicer, and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 of Form 8-A12G of the registrants, dated as of May 27, 1998, File Nos. 000-21424-00 and 000-21424-01).

4.2 First Amendment to Amended and Restated Master Pooling and Servicing Agreement, dated as of October 1, 2001 (incorporated by reference to Exhibit 4.2 of Form 8-A12G of the registrants, dated as of January 18, 2002, File No. 000-33337).

4.3 Series 1994-3 Supplement, dated as of September 1, 1994, to Master Pooling and Servicing Agreement (incorporated by reference to Exhibit 7 of Form 8-K of the registrant, dated as of September 12, 1994, File No. 33-47812).

4.4 Series 1996-1 Supplement, dated as of September 18, 1996, to Master Pooling and Servicing Agreement (incorporated by reference to Exhibit
         20.1 of Form 8-K of the registrant, dated as of September 18, 1996, File No. 33-47812).

4.5 Series 1998-1 Supplement, dated as of May 27, 1998, to the Amended and Restated Master Pooling and Servicing Agreement, dated as of May 1, 1998 (incorporated by reference to Exhibit 4.2 of Form 8-K of the registrant, dated as of May 27, 1998, File No. 33-47812).

4.6 Series 2001-1 Supplement, dated as of November 7, 2001, supple-menting the Amended and Restated Pooling and Servicing Agreement, dated as of May 1, 1998, as amended by the First Amendment, dated as of October 1, 2001 (incorporated by reference to Exhibit 5.1 of Form 8-K of the registrant, dated as of November 7, 2001, File No. 33-47812).

4.7 Series 2002-1 Supplement, dated as of January 18, 2002, supplementing the Amended and Restated Pooling and Servicing Agreement, dated as of May 1, 1998, as amended by the First Amendment, dated as of October 1, 2001 (incorporated by reference to Exhibit 5.1 of Form 8-K of the registrant, dated as of January 18, 2002, File No. 33-47812).

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