Form 10-K
period 2002-12-31
AMERICAN EXPRESS MASTER TRUST; AMERICAN EXPRESS RECEIVABLES FINANCING CORP; AMERICAN EXPRESS CENTURION BANK
filed 2003-03-31
CIK 887616, 887617, 949348

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2002

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

                         AMERICAN EXPRESS CENTURION BANK
                   Co-Originator of the Trust and a Transferor
              (Exact name of registrant as specified in its charter)

               Utah                                          11-2869526
   (State or other jurisdiction                            (I.R.S. Employer
 of incorporation or organization)                        Identification No.)

  4315 South 2700 West, Salt Lake City                        84184
(Address of principal executive offices)                    (Zip Code)

   Registrant's telephone number, including area code (801) 945-3000

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

     Registrant's telephone number, including area code (212) 640-2354

     Securities registered pursuant to Section 12(b) of the Act: NONE

        Securities registered pursuant to Section 12(g) of the Act:
7.85% Class A Accounts Receivable Trust Certificates, Series 1994-3,
Class A Floating Rate Accounts Receivable Trust Certificates, Series 1996-1, 5.90% Class A Accounts Receivable Trust Certificates, Series 1998-1,
Class A Floating Rate Accounts Receivable Trust Certificates, Series 2001-1, Class A Floating Rate Accounts Receivable Trust Certificates, Series 2002-1 and Class A Floating Rate Accounts Receivable Trust Certificates, Series 2002-2.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND
(b) OF FORM 10-K AND HAS THEREFORE OMITTED CERTAIN ITEMS FROM THIS REPORT IN ACCORDANCE WITH THE REDUCED DISCLOSURE FORMAT PERMITTED UNDER INSTRUCTION I.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. YES  X      NO
                                       ----        ----


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

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                     PART I

Item 1.  Business

     The American Express Master Trust (the "Trust") was formed pursuant to a Master Pooling and Servicing Agreement, dated as of June 30, 1992, which was amended by the Amended and Restated Master Pooling and Servicing Agreement, dated as of May 1, 1998, as amended by the First Amendment to the Amended and Restated Master Pooling and Servicing Agreement, dated as of October 1, 2001 (the "Agreement"), among American Express Receivables Financing Corporation and American Express Centurion Bank, as transferors (the "Transferors"), American Express Travel Related Services Company, Inc. as servicer (the "Servicer"), and The Bank of New York, as trustee (the "Trustee"). American Express Centurion Bank was added as a transferor in May 1998. American Express Receivables Financing Corporation ("RFC") was incorporated in the state of Delaware on July 30, 1991 and is a wholly owned subsidiary of American Express Travel Related Services Company, Inc. ("TRS"). Its principal executive offices are located at 200 Vesey Street, New York, New York, 10285. TRS was incorporated in the state of New York on May 3, 1982 and is a wholly owned subsidiary of American Express Company ("American Express"). Its principal executive offices are located at 200 Vesey Street, New York, New York, 10285. American Express Centurion Bank was incorporated under Delaware banking laws as a limited service bank in 1985. As of July 1, 1996, its business was combined by merger with another subsidiary of TRS that is a Utah-chartered, FDIC-insured industrial loan company. The surviving institution was renamed American Express Centurion Bank ("Centurion"). Its principal executive offices are located at 4315 South 2700 West, Salt Lake City, Utah, 84184.

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

     The Trust does not engage in any business activity other than acquiring and holding the Trust Assets, issuing Certificates, making payments thereon and related activities. Pursuant to the Agreement, the Trustee will hold the Trust Assets in trust for the benefit of the holders of the Certificates, and TRS or any successor servicer, as the Servicer, will be responsible for the administration and servicing of the Receivables. The Trust has issued eleven Series of Certificates, of which six are outstanding.

     Information concerning the performance of the Trust Assets for each monthly due period of the Trust is contained in monthly Servicer's reports provided to the Trustee and filed monthly on Form 8-K, and information concerning distributions made on the Investor Certificates is contained in payment date statements prepared by the Servicer and also filed monthly on Form 8-K. The Servicer has prepared a report that sets forth, with respect to certain of the items reported on monthly in the monthly Servicer's reports, the aggregate amount of such items for the full year 2002 or, as applicable, the amount of such items as of December 28, 2002. This annual report is filed herewith as
Exhibit 99.3.


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

          (b) The Investor Certificates, representing investors' interests in the Trust, are represented by certificates registered in the name of Cede & Co., the nominee of The Depository Trust and Clearing Corporation ("DTCC").

          (c)  Not applicable.


Item 6.   Selected Financial Data

          Not applicable.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

          Not applicable.


Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

          Not applicable.


Item 8.   Financial Statements and Supplementary Data

          See Exhibit 99.3.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None.


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

          Not applicable.


Item 11.  Executive Compensation

          Not applicable.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

          (a) The Investor Certificates were delivered in book-entry form through the facilities of DTCC. As a consequence, the sole registered holder of Investor Certificates is Cede & Co., the nominee of DTCC. An investor holding an interest in the Trust is not entitled to receive a certificate representing such interest except in limited circumstances. Cede & Co. holds the Investor Certificates on behalf of brokers, dealers, banks and other direct participants in the DTCC system. DTCC participants may own Investor Certificates for their own account or hold them for the accounts of their customers. As of March 11, 2003, the following DTCC participants held positions in Investor Certificates representing interests in the Trust equal to or exceeding 5% of the total principal amount of the Investor Certificates of the relevant class of each Series outstanding on that date:


                                                               Principal
                                                               Amount of             Percent
                                   Name                        Certificates          of Class
                                   ----                        ------------          --------
               7.85% CLASS A
               ACCOUNTS
               RECEIVABLE TRUST
               CERTIFICATES,
               SERIES 1994-3:      Deutsche Bank Trust
                                     Company Americas           $69,158,000            23.1%

                                   JP Morgan Chase Bank         $61,422,000            20.5%

                                   The Bank of New York         $58,740,000            19.6%




                                                               Principal
                                                               Amount of             Percent
                                   Name                        Certificates          of Class
                                   ----                        ------------          --------
               CLASS A FLOATING
               RATE ACCOUNTS
               RECEIVABLE TRUST
               CERTIFICATES,
               SERIES 1996-1:      Citibank, N.A.              $223,500,000            23.5%

                                   The Bank of New York        $209,800,000            22.1%

                                   JP Morgan Chase Bank/
                                     Greenwich Capital         $117,900,000            12.4%

                                   State Street Bank and
                                     Trust Company             $115,000,000            12.1%

                                   JP Morgan Chase Bank         $59,500,000             6.3%

                                   Deutsche Bank Trust
                                     Company Americas           $51,000,000             5.4%

                                   Investors Bank and Trust
                                     Company - Institutional
                                     Custody                    $50,000,000             5.3%


               5.90% CLASS A
               ACCOUNTS
               RECEIVABLE TRUST
               CERTIFICATES,
               SERIES 1998-1:      JP Morgan Chase Bank        $235,188,000            23.5%

                                   Deutsche Bank Trust
                                     Company Americas          $112,562,600            11.3%

                                   Boston Safe Deposit
                                     and Trust Company          $92,876,000             9.3%

                                   The Bank of New York         $78,288,000             7.8%



                                                               Principal
                                                               Amount of             Percent
                                   Name                        Certificates          of Class
                                   ----                        ------------          --------
               CLASS A FLOATING
               RATE ACCOUNTS
               RECEIVABLE TRUST
               CERTIFICATES,
               SERIES 2001-1:      JP Morgan Chase Bank        $175,880,000            23.5%

                                   State Street Bank and
                                     Trust Company             $145,825,000            19.4%

                                   Boston Safe Deposit
                                      and Trust Company        $144,380,000            19.3%

                                   The Bank of New York        $106,335,000            14.2%

                                   The Northern Trust Company   $83,775,000            11.2%

                                   Deutsche Bank Trust
                                     Company Americas           $55,085,000             7.3%


               CLASS A FLOATING
               RATE ACCOUNTS
               RECEIVABLE TRUST
               CERTIFICATES,
               SERIES 2002-1:      JP Morgan Chase Bank        $288,185,000            38.4%

                                   Boston Safe Deposit
                                     and Trust Company         $153,510,000            20.5%

                                   State Street Bank and
                                     Trust Company              $85,500,000            11.4%

                                   The Northern Trust
                                      Company                   $71,170,000             9.5%

                                   Brown Brothers
                                      Harriman & Co.            $45,000,000             6.0%


               CLASS A FLOATING
               RATE ACCOUNTS
               RECEIVABLE TRUST
               CERTIFICATES,
               SERIES 2002-2:      Boston Safe Deposit
                                     and Trust Company         $314,690,000            31.5%

                                   State Street Bank and
                                     Trust Company             $186,750,000            18.7%

                                   JP Morgan Chase Bank        $155,831,000            15.6%

                                   The Bank of New York        $143,710,000            14.4%

                                   The Northern Trust
                                     Company                    $75,017,000             7.5%

                                   Citibank, N.A                $68,946,000             6.9%


          The address of each of the above participants is:

          (a)  c/o The Depository Trust and Clearing Corporation
               55 Water Street
               New York, New York  10041

          (b)  Not applicable.

          (c)  Not applicable.


Item 13.  Certain Relationships and Related Transactions

          The Bank of New York acts as Trustee under the Agreement.


                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K:

          (a)  Financial Statements:

               1. Annual Servicing Statement Delivered to the Trustee (filed as Exhibit 99.1).

               2.   Annual  Accountant's  Report of Ernst & Young LLP  (filed as
                    Exhibit 99.2).

               3. Annual Report containing Aggregate Information for the Fiscal Year (filed as Exhibit 99.3).


          (b)  Reports on Form 8-K:

               The Trust has filed the following reports on Form 8-K since April 1, 2002:

               1. Form 8-K, dated April 15, 2002, attaching the Monthly Servicer's Certificate for the due period February 27, 2002 through March 28, 2002.

               2. Form 8-K, dated February 5, 2002, attaching the Assignment No. 5 of Receivables in Additional Accounts, dated as of February 7, 2002, among American Express Centurion Bank, American Express Receivables Financing Corporation and The Bank of New York.

               3.   Form  8-K,  dated  May  15,  2002,   attaching  the  Monthly
                    Servicer's Certificate for the due period March 29, 2002 through April 27, 2002.

               4.   Form  8-K,  dated  June  17,  2002,  attaching  the  Monthly
                    Servicer's Certificate for the due period April 28, 2002 through May 27, 2002.

               5. Form 8-K, dated June 18, 2002, attaching the Series 2002-1 Supplement, dated as of June 18, 2002, supplementing the Amended and Restated Pooling and Servicing Agreement, dated as of May 1, 1998, as amended by the First Amendment, dated as of October 1, 2001.

               6.   Form  8-K,  dated  July  15,  2002,  attaching  the  Monthly
                    Servicer's Certificate for the due period May 28, 2002 through June 26, 2002.

               7. Form 8-K, dated August 16 2002, attaching the Monthly Servicer's Certificate for the due period June 27, 2002 through July 27, 2002.

               8. Form 8-K, dated September 16, 2002, attaching the Monthly Servicer's Certificate for the due period July 28, 2002 through August 27, 2002.

               9. Form 8-K, dated October 15, 2002, attaching the Monthly Servicer's Certificate for the due period August 28, 2002 through September 27, 2002.

               10. Form 8-K, dated November 15, 2002, attaching the Monthly Servicer's Certificate for the due period September 28, 2002 through October 27, 2002.

               11. Form 8-K, dated December 16, 2002, attaching the Monthy Servicer's Certificate for the due period October 28, 2002 through November 26, 2002.

               12. Form 8-K, dated January 15, 2003, attaching the Monthly Servicer's Certificate for the due period November 27, 2002 through December 28, 2002.

               13. Form 8-K, dated February 18, 2003, attaching the Monthly Servicer's Certificate for the due period December 29, 2002 through January 27, 2003.

               14. Form 8-K, dated March 17, 2003, attaching the Monthly Servicer's Certificate for the due period January 28, 2003 through February 26, 2003.


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

               4.8 Series 2002-2 Supplement, dated as of June 18, 2002, supplementing the Amended and Restated Pooling and Servicing Agreement, dated as of May 1, 1998, as amended by the First Amendment, dated as of October 1, 2001 (incorporated by reference to Exhibit 5.1 of Form 8-K of the registrant, dated as of June 18, 2001, File No. 33-47812).

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

                                      AMERICAN EXPRESS  MASTER TRUST

                                      AMERICAN EXPRESS CENTURION BANK,
                                      Co-Originator of the Trust and Registrant

                                      By:  /s/ Daniel L. Follett
                                           ------------------------------------
                                           Daniel L. Follett
                                           Chief Financial Officer
                                           (Principal Accounting Officer)

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated.

              *
----------------------------------
Ashwini Gupta                               Director and Chairman

              *
----------------------------------
David E. Poulsen                            Director, President and
                                            Chief Executive Officer

----------------------------------
Maria J. Garciaz                            Director

              *
----------------------------------
Roger Goldman                               Director


----------------------------------
William Isaac                               Director

              *
----------------------------------
Peter A. Lefferts                           Director

              *
----------------------------------
Frank L. Skillern                           Director


----------------------------------
Jay B. Stevelman                            Director

              *
----------------------------------
Roslyn M. Watson                            Director


* By:  /s/ Tim Heine
       ---------------------------
       Tim Heine
       Attorney-in-Fact

Dated: March 27, 2003

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

                                       AMERICAN EXPRESS MASTER TRUST

                                       AMERICAN EXPRESS RECEIVABLES
                                       FINANCING  CORPORATION,
                                       Co-Originator of the Trust and Registrant

                                       By: /s/ Leslie R. Scharfstein
                                           -------------------------------------
                                           Leslie R. Scharfstein
                                           President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated.


               *
----------------------------------
Leslie R. Scharfstein                     President
                                          (Principal Executive Officer)

               *
----------------------------------
John D. Koslow                            Vice President and Treasurer
                                          (Principal Finance Officer and
                                          Principal Accounting Officer)
               *
----------------------------------
Stephen P. Norman                         Director


               *
----------------------------------
Walker C. Tompkins, Jr.                   Director


               *
----------------------------------
David Yowan                               Director


* By:  /s/ Leslie R. Scharfstein
       ---------------------------
       Leslie R. Scharfstein
       Attorney-in-Fact


Dated: March 27, 2003

                                  Certification



I, Daniel L. Follett, certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of American Express Master Trust;

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement for inclusion in these reports is included in these reports;

4. Based on my knowledge and upon the annual compliance statement included in the report and required to be delivered to the trustee in accordance with the terms of the pooling and servicing, or similar, agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under the servicing agreement; and

5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.


Date:  March 31, 2003

/s/ Daniel L. Follett
------------------------
Name:  Daniel L. Follett
Title: Chief Financial Officer and Treasurer, American Express Centurion Bank

                                  Certification



I, Leslie R. Scharfstein, certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of American Express Master Trust;

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement for inclusion in these reports is included in these reports;

4. Based on my knowledge and upon the annual compliance statement included in the report and required to be delivered to the trustee in accordance with the terms of the pooling and servicing, or similar, agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under the servicing agreement; and

5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.


Date:  March 31, 2003

/s/ Leslie R. Scharfstein
----------------------------
Name:  Leslie R. Scharfstein
Title: President, American Express Receivables Financing Corporation

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

4.8 Series 2002-2 Supplement, dated as of June 18, 2002, supplementing the Amended and Restated Pooling and Servicing Agreement, dated as of May 1, 1998, as amended by the First Amendment, dated as of October 1, 2001 (incorporated by reference to Exhibit 5.1 of Form 8-K of the registrant, dated as of June 18, 2001, File No. 33-47812).

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

99.3*     Annual Report Containing Aggregate Information for the Fiscal Year.