Form 10-K
period 2004-12-31
AMERICAN EXPRESS MASTER TRUST; AMERICAN EXPRESS RECEIVABLES FINANCING CORP; AMERICAN EXPRESS CENTURION BANK
filed 2005-03-31
CIK 887616, 887617, 949348

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2004

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from ___ to ___

                        Commission File No. 033-47812-01

                         AMERICAN EXPRESS CENTURION BANK
                           As a depositor on behalf of
                          AMERICAN EXPRESS MASTER TRUST
                            (Issuer of Certificates)
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

        Registrant's telephone number, including area code (801) 945-5000


                           AMERICAN EXPRESS BANK, FSB
                           As a depositor on behalf of
                          AMERICAN EXPRESS MASTER TRUST
                            (Issuer of Certificates)
             (Exact name of registrant as specified in its charter)

             Utah                                             41-1982361
   (State or other jurisdiction                            (I.R.S. Employer
 of incorporation or organization)                        Identification No.)

 4315 South 2700 West, Salt Lake City                          84184
 (Address of principal executive offices)                    (Zip Code)

        Registrant's telephone number, including area code (801) 945-5000


               AMERICAN EXPRESS RECEIVABLES FINANCING CORPORATION
                           As a depositor on behalf of
                          AMERICAN EXPRESS MASTER TRUST
                            (Issuer of Certificates)
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
(Address of principal executive offices)                     (Zip Code)

        Registrant's telephone number, including area code (212) 640-2354

        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:
   Class A Floating Rate Accounts Receivable Trust Certificates, Series 2002-2


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.     YES  X          NO
                                           ---            ---


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Act).     YES            NO  X
                                           ---           ---

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal
quarter:    None.


                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                INTRODUCTORY NOTE

American Express Centurion Bank, American Express Bank, FSB, and American Express Receivables Financing Corporation are depositors of the issuer and registrant, the American Express Master Trust. Pursuant to a no-action request to the Securities and Exchange Commission (no-action request of American Express Credit Account Master Trust publicly available December 6, 1996), the registrant is not required to respond to various items of Form 10-K. Such items are designated herein as "Not Applicable".


                                     PART I

Item 1. Business

        Not Applicable.


Item 2. Properties

        The American Express Master Trust was formed pursuant to a master pooling and servicing agreement, among American Express Receivables Financing Corporation and American Express Centurion Bank, as transferors, American Express Travel Related Services Company, Inc. as servicer, and The Bank of New York, as trustee. American Express Centurion Bank ("Centurion") was added as a transferor in May 1998. As of the close of business on April 16, 2004, Centurion sold a portion of its credit and charge account portfolio to its affiliate, American Express Bank, FSB ("FSB"). In connection with this sale and as permitted by the pooling and servicing agreement, the pooling and servicing agreement was amended and restated as of April 16, 2004 to designate FSB as an account owner and transferor with respect to the trust.

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

        American Express Bank, FSB was chartered by the Office of Thrift Supervision under the laws of the United States of America as a federal savings bank in 2000 and is FDIC-insured. Its principal executive offices are located at 4315 South 2700 West, Salt Lake City, Utah, 84184.

        The trust was formed for the purpose of acquiring and holding the trust assets and from time to time issuing asset-backed certificates under the pooling and servicing agreement and one or more supplements thereto, including issuing and selling certificates to investors in underwritten public offerings and private placements. Each certificate issued by the trust represents an undivided interest in the trust and the right to receive payments of interest at a specified rate and payments of principal at certain times during the term of the trust. Each series of investor certificates has its own supplement to the pooling and servicing agreement to govern the individual terms and allocations applicable to such series.

        The property of the trust includes a portfolio of receivables generated from time to time in a portfolio of American Express(R) Card, American Express(R) Gold Card and Platinum Card(R) accounts owned by TRS, Centurion or FSB, all monies due or to become due in payment of the receivables, all proceeds of such receivables and any series enhancement provided for any particular series or class of certificates. Series enhancement may include, with respect to any series or class of certificates, the subordination of one or more classes or series of certificates to one or more other classes or series of certificates, a letter of credit, a cash collateral guaranty, a cash collateral account, a surety bond, a collateral interest, a spread account, a guaranteed rate agreement, a maturity liquidity facility, a tax protection agreement or an insurance policy. The certificates do not represent obligations of or interests in RFC, Centurion, FSB or TRS.

        TRS, Centurion and FSB do not act as guarantors with respect to any payments on the certificates, and neither the trustee nor the holders of the certificates will have general recourse against any of TRS, RFC, Centurion or FSB or their respective assets. Instead, the trustee's and the certificateholders' only recourse in any action seeking to collect amounts owing under the certificates will be against, and limited to, the trust assets.

        The  pooling  and  servicing   agreement   governs  the   allocation  of
collections in respect of the receivables. Payments received on the trust's assets are allocated among the different series (and within a series among the different classes of certificates within a series) and the interest of RFC, Centurion and FSB, as the holders of the transferor interest, all as set forth in the pooling and servicing agreement and supplements thereto.

        The trust does not engage in any business activity other than acquiring and holding the trust assets, issuing certificates, making payments thereon and related activities. Pursuant to the pooling and servicing agreement, the trustee will hold the trust assets in trust for the benefit of the holders of the certificates, and TRS or any successor servicer, will be responsible for the administration and servicing of the receivables. The trust has issued eleven series of certificates, of which one series is currently outstanding:

        . Class A Floating Rate Accounts Receivable Trust Certificates, Series 2002-2

        The 7.85% Class A Accounts Receivable Trust Certificates, Series 1994-3 were paid in full on September 15, 2004.

        The Class A Floating Rate Accounts Receivable Trust Certificates, Series 2001-1 were paid in full on October 15, 2004.

        The Class A Floating Rate Accounts Receivable Trust Certificates, Series 2002-1 were paid in full on January 15, 2005.

        Information concerning the performance of the trust assets for each monthly due period of the trust is contained in monthly servicer's reports provided to the trustee and filed monthly on Form 8-K, and information concerning distributions made on the investor certificates is contained in payment date statements prepared by the servicer and also filed monthly on Form 8-K. The servicer has prepared a report that sets forth, with respect to certain of the items reported on monthly in the monthly servicer's reports, the aggregate amount of such items for the full year 2004 or, as applicable, the amount of such items as of December 28, 2004. This annual report is filed herewith as Exhibit 99.3.


Item 3. Legal Proceedings

        The Registrant knows of no legal proceedings material to security holders, involving the trust, the trust assets, RFC, Centurion, FSB, the servicer or the trustee.


Item 4. Submission of Matters to a Vote of Security Holders

        None.


                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

        (a) The Registrant has no voting stock or class of common stock outstanding as of the date of this report. To the Registrant's knowledge, there is no established public trading market for the investor certificates.

        (b) The certificates representing investors' interests in the trust were delivered in book-entry form through the facilities of the Depository Trust Company ("DTC") and the nominee for DTC, Cede & Co., is the sole registered holder of the investor certificates.

        (c)     Not Applicable.


Item 6. Selected Financial Data

        Not Applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Not Applicable.


Item 7A. Quantitative and Qualitative Disclosures About Market Risk

         Not Applicable.


Item 8.  Financial Statements and Supplementary Data

         Not Applicable.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.


Item 9A. Controls and Procedures

         Not Applicable.


                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         Not Applicable.


Item 11. Executive Compensation

         Not Applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         (a) The investor certificates were delivered in book-entry form through the facilities of DTC. As a consequence, the sole registered holder of investor certificates is Cede & Co., the nominee of DTC. An investor holding an interest in the trust is not entitled to receive a certificate representing such interest except in limited circumstances. Cede & Co. holds the investor certificates on behalf of brokers, dealers, banks and other direct participants in the DTC system. DTC participants may own investor certificates for their own account or hold them for the accounts of their customers. As of February 28, 2005, the following DTC participants held positions in investor certificates representing interests in the trust equal to or exceeding 5% of the total principal amount of the investor certificates of the relevant class of each series outstanding on that date. Information on DTC participants' held positions is provided by DTC.

                                                   Principal
                                                   Amount of            Percent
                               Name                Certificates         of Class
                               ----                ------------         --------

         CLASS A FLOATING
         RATE ACCOUNTS
         RECEIVABLE TRUST
         CERTIFICATES,
         SERIES 2002-2:        State Street Bank      $235,190,000        23.51%
                                & Trust

                               JP Morgan Chase        $168,985,000        16.89%

                               Mellon Trust           $156,533,000        15.65%

                               BGI/IBT Co.            $105,565,000        10.55%

                               Northern Trust         $103,065,000        10.30%

                               Bank of New York        $90,297,000         9.02%

                               Investors Trust         $65,854,000         6.58%




         The address of each of the above participants is:

         (a)      c/o The Depository Trust Company
                  55 Water Street
                  New York, New York 10041

         (b)      Not Applicable.

         (c)      Not Applicable.

Item 13. Certain Relationships and Related Transactions

         The Bank of New York is the trustee under the pooling and servicing agreement. American Express Company and its subsidiaries have not entered into any other business relationship with the trustee that is outside of the ordinary course of business or on terms other than would be obtained in an arm's length transaction with an unrelated third party.


Item 14. Principal Accounting Fees and Services

         Not Applicable.


                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K:

         (a) The following documents are filed as part of this Annual Report on Form 10-K:

                  1. Annual Servicing Statement Delivered to the Trustee (filed as Exhibit 99.1).

                  2. Annual Accountant's Report of Ernst & Young LLP (filed as Exhibit 99.2).

                  3. Annual Report Containing Aggregate Information for the Fiscal Year (filed as Exhibit 99.3).

                  4.       Certifications   Pursuant   to  Section  302  of  the
                           Sarbanes-Oxley Act of 2002 (filed as Exhibits 99.4.1,
                           99.4.2 and 99.4.3).


         (b)      Reports on Form 8-K:

                  The Trust has filed the following reports on Form 8-K since April 1, 2004:

                  1. Form 8-K, dated April 15, 2004, attaching the Monthly Servicer's Certificate for the due period February 28, 2004 through March 28, 2004.

                  2. Form 8-K, dated April 16, 2004, attaching the Amended and Restated Pooling and Servicing Agreement, dated as of April 16, 2004, among American Express Receivables Financing Corporation, American Express Centurion Bank and American Express Bank, FSB, as transferors, American Express Travel Related Services Company, Inc., as servicer, and The Bank of New York, as trustee.

                  3. Form 8-K, dated May 17, 2004, attaching the Monthly Servicer's Certificate for the due period March 29, 2004 through April 27, 2004.

                  4. Form 8-K, dated June 15, 2004, attaching the Monthly Servicer's Certificate for the due period April 28, 2004 through May 27, 2004.

                  5. Form 8-K, dated July 15, 2004, attaching the Monthly Servicer's Certificate for the due period May 28, 2004 through June 27, 2004.

                  6. Form 8-K, dated August 16, 2004, attaching the Monthly Servicer's Certificate for the due period June 28, 2004 through July 28, 2004.

                  7. Form 8-K, dated September 15, 2004, attaching the Monthly Servicer's Certificate for the due period July 29, 2004 through August 27, 2004.

                  8. Form 8-K, dated October 15, 2004, attaching the Monthly Servicer's Certificate for the due period August 28, 2004 through September 27, 2004.

                  9. Form 8-K, dated November 15, 2004, attaching the Monthly Servicer's Certificate for the due period September 28, 2004 through October 27, 2004.

                  10. Form 8-K, dated December 15, 2004, attaching the Monthly Servicer's Certificate for the due period October 28, 2004 through November 27, 2004.

                  11. Form 8-K, dated January 18, 2005, attaching the Monthly Servicer's Certificate for the due period November 28, 2004 through December 28, 2004.

                  12. Form 8-K, dated February 15, 2005, attaching the Monthly Servicer's Certificate for the due period December 29, 2004 through January 28, 2005.

                  13. Form 8-K, dated February 23, 2005, attaching the First Amendment to Amended and Restated Pooling and Servicing Agreement, dated as of February 23, 2005, among American Express Receivables Financing Corporation, American Express Centurion Bank and American Express Bank, FSB, as transferors, American Express Travel Related Services Company, Inc., as servicer, and The Bank of New York, as trustee.

                  14. Form 8-K, dated March 15, 2005, attaching the Monthly Servicer's Certificate for the due period January 29, 2005 through February 24, 2005.


         (c)      Exhibits:

                  4.1 Amended and Restated Pooling and Servicing Agreement, dated as of April 16, 2004, among American Express Receivables Financing Corporation, American Express Centurion Bank and American Express Bank, FSB, as transferors, American Express Travel Related Services Company, Inc., as servicer, and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 of Form 8-K, dated April 16, 2004, File No. 000-20787-01).

                  4.2 First Amendment to Amended and Restated Pooling and Servicing Agreement, dated February 23, 2005, among American Express Receivables Financing Corporation, American Express Centurion Bank and American Express Bank, FSB, as transferors, American Express Travel Related Services Company, Inc., as servicer, and The Bank of New York, as trustee (incorporated by reference to Exhibit 99.01 of Form 8-K, dated February 23, 2005, File No. 000-33337).

                  4.3 Series 2002-2 Supplement, dated as of June 18, 2002, supplementing the Amended and Restated Pooling and Servicing Agreement, dated as of May 1, 1998, as amended by the First Amendment, dated October 1, 2001 (incorporated by reference to Exhibit 5.1 of Form 8-K, dated June 18, 2001, File No. 33-47812).

                  10.1 Receivable Purchase Agreement, dated June 30, 1992, between American Express Receivables Financing Corporation, as purchaser, and American Express Travel Related Services Company, Inc., as seller (incorporated by reference to Exhibit 4(b) to the Registration Statement filed on behalf of American Express Master Trust, Series 1992-1, File No. 33-47812).

                  10.2 Amendment No. 1 to Receivable Purchase Agreement, dated as of September 12, 1994, between American
                           Express Receivables Financing Corporation, as purchaser, and American Express Travel Related Services Company, Inc., as seller (incorporated by reference to Exhibit 4 of Form 8-K, dated September 12, 1994, File No. 33-47812).

                  10.3 Amendment No. 2 to Receivable Purchase Agreement, dated August 7, 1997, between American Express Receivables Financing Corporation, as purchaser, and American Express Travel Related Services Company, Inc., as seller (incorporated by reference to Exhibit
                           20.3 of Form 8-K, dated August 14, 1997, File No. 33-47812).

                  99.1     Annual Servicing Statement Delivered to the Trustee.

                  99.2     Annual Accountant's Reports of Ernst & Young LLP.

                  99.3 Annual Report Containing Aggregate Information for the Fiscal Year.

                  99.4.1 Certification of Traci L. Memmott pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  99.4.2 Certification of Robert C. Radle pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  99.4.3 Certification of Maureen Ryan pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                    AMERICAN EXPRESS MASTER TRUST
                                    Registrant

                                    By:  AMERICAN EXPRESS CENTURION  BANK,
                                         Co-Originator of the Trust

                                    By:  /s/ Traci L. Memmott
                                         -------------------------------------
                                         Traci L. Memmott
                                         Chief Financial Officer and Treasurer











March 31, 2005

                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                    AMERICAN EXPRESS MASTER TRUST
                                    Registrant

                                    By:  AMERICAN EXPRESS BANK, FSB
                                         Co-Originator of the Trust

                                    By:  /s/ Robert C. Radle
                                         --------------------------
                                         Robert C. Radle
                                         Chief Financial Officer and Treasurer










March 31, 2005

                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                    AMERICAN EXPRESS MASTER TRUST
                                    Registrant

                                    By:  AMERICAN EXPRESS RECEIVABLES
                                         FINANCING CORPORATION,
                                         Co-Originator of the Trust

                                    By: /s/ Maureen Ryan
                                        -----------------------------
                                        Maureen Ryan
                                        President












March 31, 2005

                                  EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report or, where indicated, were heretofore filed and are hereby incorporated by reference (*indicates exhibits electronically filed herewith).

4.1 Amended and Restated Pooling and Servicing Agreement, dated as of April 16, 2004, among American Express Receivables Financing Corporation, American Express Centurion Bank and American Express Bank, FSB, as transferors, American Express Travel Related Services Company, Inc., as servicer, and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 of Form 8-K, dated April 16, 2004, File No. 000-20787-01).

4.2 First Amendment to Amended and Restated Pooling and Servicing Agreement, dated February 23, 2005, among American Express Receivables Financing Corporation, American Express Centurion Bank and American Express Bank, FSB, as transferors, American Express Travel Related Services Company, Inc., as servicer, and The Bank of New York, as trustee (incorporated by reference to Exhibit 99.01 of Form 8-K, dated February 23, 2005, File No. 000-33337).

4.3 Series 2002-2 Supplement, dated as of June 18, 2002, supplementing the Amended and Restated Pooling and Servicing Agreement, dated as of May 1, 1998, as amended by the First Amendment, dated October 1, 2001 (incorporated by reference to Exhibit 5.1 of Form 8-K, dated June 18, 2001, File No. 33-47812).

10.1 Receivable Purchase Agreement, dated June 30, 1992, between American Express Receivables Financing Corporation, as purchaser, and American Express Travel Related Services Company, Inc., as seller (incorporated by reference to Exhibit 4(b) to the Registration Statement filed on behalf of American Express Master Trust, Series 1992-1, File No. 33-47812).

10.2 Amendment No. 1 to Receivable Purchase Agreement, dated as of September 12, 1994, between American Express Receivables Financing Corporation, as purchaser, and American Express Travel Related Services Company, Inc., as seller (incorporated by reference to Exhibit 4 of Form 8-K, dated September 12, 1994, File No. 33-47812).

10.3 Amendment No. 2 to Receivable Purchase Agreement, dated August 7, 1997, between American Express Receivables Financing Corporation, as purchaser, and American Express Travel Related Services Company, Inc., as seller (incorporated by reference to Exhibit 20.3 of Form 8-K, dated August 14, 1997, File No. 33-47812).

99.1*    Annual Servicing Statement Delivered to the Trustee.

99.2*    Annual Accountant's Reports of Ernst & Young LLP.

99.3*    Annual Report Containing Aggregate Information for the Fiscal Year.

99.4.1* Certification of Traci L. Memmott pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

99.4.2* Certification of Robert C. Radle pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

99.4.3*  Certification   of  Maureen  Ryan   pursuant  to  Section  302  of  the
         Sarbanes-Oxley Act of 2002.